Form 10-K405
period 1999-12-31
WFS FINANCIAL 1999-B OWNER TRUST
filed 2000-03-30
CIK 1070391

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

                        Commission file number: 333-64065

                        WFS FINANCIAL 1999-A OWNER TRUST
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          CALIFORNIA                                  33-0149603
-------------------------------                   -------------------
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

WFS FINANCIAL AUTO LOANS, INC.
23 PASTEUR ROAD
IRVINE, CALIFORNIA                                       92618
----------------------------------------               ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 753-3000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE.

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

DOCUMENTS INCORPORATED BY REFERENCE: None.

                           Exhibit Index is on Page 7.
                                  Page 1 of __.

ITEM 1. BUSINESS

      Not applicable.

ITEM 2. PROPERTIES

On February 11, 1999 the Commission declared effective a Registration Statement on Form S-3 (File No. 333-64065) (the "Registration Statement") under the Securities Act of 1933, as amended (the "Securities Act"), providing for the issuance by the WFS Financial 1999-A Owner Trust (the "Trust") of the following securities:

      $190,000,000 of 5.008% Auto Receivable Backed Notes, Class A-1, $220,000,000 of 5.385% Auto Receivable Backed Notes, Class A-2, $345,000,000 of 5.550% Auto Receivable Backed Notes, Class A-3, $135,000,000 of 5.700% Auto Receivable Backed Notes, Class A-4, $110,000,000 of 5.950% Auto Receivable Backed Certificates.

The Class A-1 Notes, Class A-2 Notes, Class A-3 Notes and Class A-4 Notes (the "Notes" and together with the Certificates, the "Securities") and the Certificates were issued by the Trust on February 18, 1999. The Notes are secured by the assets of the Trust, while the Certificates evidence undivided fractional interests in the assets of the Trust. The Notes and the Certificates were issued in fully-registered form in denominations of $1,000 and integral multiples thereof. As more fully described in the Registration Statement, the assets of the Trust will include (i) a pool of retail installment contracts secured by liens on new and used automobiles and light trucks ("Contracts"),
(ii) financial guaranty insurance policies issued by Financial Security Assurance Inc. (the "Insurer"), and (iii) certain accounts maintained by the Trustee on behalf of the Trust, including all investments held thereby and all income from the investment of funds therein and all proceeds therefrom.

Information as to the number of Contracts remaining in the Trust, the aggregate unpaid principal balance thereof, the decrease therein, delinquencies on the Contracts, collections of principal and interest made, fees paid to the Servicer and the amount of the Policies are set forth in the exhibits attached hereto or incorporated herein in response to Item 14, below.

ITEM 3. LEGAL PROCEEDINGS

The Registrant knows of no material pending legal proceedings with respect to the Trust involving the Trust, the Trustee, the Seller or the Servicer.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the holders of the Certificates during the fiscal year covered by this Report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 1997, there were only two holders of record of the Securities. See also Item 12. Security Ownership of Certain Beneficial Owners and Management. There was no principal market in which the Securities traded.

ITEM 6. SELECTED FINANCIAL DATA

Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Omitted.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Omitted.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

Omitted.

ITEM 11. EXECUTIVE COMPENSATION

Omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table reflects certain information regarding holders of record (i.e., participants in the DTC System for which Certificates are held of record by Cede & Co.) which beneficially own more than 5% of the Certificates as of February 3, 2000. The dollar and percentage amounts reflected in the table below are based upon the face amount of certificates as of the Closing Date, and do not reflect amortization, if any, since that date. The Registrant does not have any information as to whether the persons listed below hold such Certificates for their own account, partially for their own account and partial for the account of others or solely for the account of others.


Name and Address of Participant            Amount of Certificates         Percent of Certificates
-------------------------------            -----------------------        -----------------------
                                           Beneficially Owned             Beneficially Owned
                                           ------------------             ------------------
Bankers Trust                              $37,800,000                    34.7%
c/o BT Services Tennessee, Inc.
648 Grassmere Park Drive
Nashville, TN 37211

Chase Manhattan Bank                       $24,900,000                    22.9%
4 New York Plaza, 13th Floor
New York, NY 10004

Citibank, N.A.                             $20,000,000                    18.4%
P.O. Box 30576
Tampa, FL. 33630-3576

Bank One Trust Company, N.A.               $10,000,000                    9.2%
30 West Spring Street
Columbus, OH 43266-0581

Bank of New York                           $7,500,000                     6.9%
925 Patterson Plank Rd.
Secaucus, New Jersey 07094

U.S. Bank National Association             $5,800,000                     5.3%
MPFP 1603 Proxy Unit
601 Second Avenue South
Minneapolis, MN 55402

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have not been any transactions or series of transactions since the start of the Trust's last fiscal year between the Trust and any Certificateholder which is identified as the beneficial owner of more than 5% of the Certificates in Item 12, above, other than the following: Bankers Trust Company acts as the Indenture Trustee for the Trust pursuant to an Indenture dated as of March 1, 1997 pursuant to which the Notes were issued. The fees paid to the Indenture Trustee are consistent with those paid to unrelated parties acting as indenture trustees in similar transactions. The amount of the fees are not material to the operations or financial condition of the Trust.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this Report:


      Exhibit Number                    Description
      --------------                    -----------


            20.1      Current Report on Form 8-K for the August 20, 1999
                      Distribution Date (incorporated herein by reference to the WFS Financial 1999-A Owner Trust Form 8-K filed on August
                      26, 1999, file number 333-64065)

            20.2      Current Report on Form 8-K for the November 20, 1999
                      Distribution Date (incorporated herein by reference to the WFS Financial 1999-A Owner Trust Form 8-K filed on
                      December 3, 1999, file number 333-64065)

            20.3      Current Report on Form 8-K for the January 20, 2000
                      Distribution Date (incorporated herein by reference to the WFS Financial 1999-A Owner Trust Form 8-K filed on
                      March 1, 2000, file number 333-64065)

            20.4      Accountants' Report dated January 18, 2000

            20.5      Annual Statement of Compliance by Master Servicer dated
                      January 28, 2000

            20.6      Consolidated financial statements of Financial Security
                      Assurance Inc. and Subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999 (Incorporate by reference from the Annual Report on Form 10-K of Financial Security Assurance
                      Holdings Inc. for the year ended December 31, 1999 (file #
                      1-12644) as filed on or about March 24, 2000)

            23        Written Consent of PricewaterhouseCoopers LLP

(b) Reports on Form 8-K: All reports filed on Form 8-K required to be disclosed are identified above in response to Item 14(a).

(c)   Omitted.

(d)   Omitted.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WFS FINANCIAL 1999-A OWNER TRUST

                                          BY: WFS FINANCIAL INC, as Master
                                              Servicer


Date: March 30, 2000                     By: /s/ LEE A. WHATCOTT
                                             ----------------------------------
                                             Lee A. Whatcott, Chief Financial
                                             Officer

                                INDEX TO EXHIBITS


      Exhibit No.                 Description                              Page
      -----------                 -----------                              ----
         20.1      Current Report on Form 8-K for the August 20, 1999
                   Distribution Date (incorporated herein by reference
                   to the WFS Financial 1999-A Owner Trust Form 8-K
                   filed on August 26, 1999, file number 333-64065)

         20.2      Current Report on Form 8-K for the November 20,
                   1999 Distribution Date (incorporated herein by reference to the WFS Financial 1999-A Owner Trust
                   Form 8-K filed on December 3, 1999, file number
                   333-64065)

         20.3      Current Report on Form 8-K for the January 20, 2000
                   Distribution Date (incorporated herein by reference to the WFS Financial 1999-A Owner Trust Form 8-K filed on March 1, 2000, file number 333-64065)

         20.4      Accountants' Report dated January 18, 2000

         20.5 Annual Statement of Compliance by Master Servicer dated January 28, 2000

         20.6      Consolidated financial statements of Financial
                   Security Assurance Inc. and Subsidiaries as of
                   December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999
                   (Incorporate by reference from the Annual Report on Form 10-K of Financial Security Assurance Holdings
                   Inc. for the year ended December 31, 1999 (file #
                   1-12644) as filed on or about March 24, 2000)

         23        Written Consent of PricewaterhouseCoopers LLP